Form 10KSB
period 2000-12-31
EDUMEDIA SOFTWARE SOLUTIONS CORP
filed 2001-04-17
CIK 1122164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

(Mark One)
[ X ] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----------------- to --------------------

Commission file no.


                        EDUMEDIA SOFTWARE SOLUTIONS CORP.
      ---------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                             ICON ACQUISITION CORP.
                       ----------------------------------
                                  (Former name)

           New York                                     58-2588408
(State  or other  jurisdiction  of                    (IRS  Employer
 incorporation or organization)                      Identification No.)


110 Roosevelt Boulevard, Suite 101, Marmora, NJ            08223
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number is (609) 390-0900

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Title of each Class                              Name of each
to be so Registered:                             Exchange on which
                                                 each Class is to be
                                                 Registered:

     NONE                                       NOT APPLICABLE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 2000 were approximately $328,000.

As of April 1, 2001, the issuer had a total of 13,713,509 shares of Common Stock outstanding.

                  Transitional Small Business Disclosure Format
                           (Check One): Yes [ ] No [X]

                                Table of Contents

                                     Part I

                                                                           Page

Item 1.      Description of Business                                          3
Item 2.      Description of Property                                          6
Item 3.      Legal Proceedings                                                7
Item 4.      Submission of Matters to a Vote of Security Holders              7


                                Part II

Item 5.      Market for Common Equity and Related Stockholder Matters         8
Item 6.      Management's Discussion and Analysis or Plan of Operation       10
Item 7.      Financial Statements                                            13
Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             13


                               Part III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;   14
Item 10.     Executive Compensation                                          15
Item 11.     Security Ownership of Certain Beneficial Owners and             17
             Management
Item 12.     Certain Relationships and Related Transactions                  18
Item 13.     Exhibits and Reports on Form 8-K                                19
Signatures                                                                   21

                                     Part I

Item 1.  Description of Business

A.       Overview

Edumedia Software Solutions Corporation, formerly known as Icon Acquisition Corp. ("Edumedia" or the "Company"), is a computer hardware and software technology supplier. Edumedia has been in the business of providing technology solutions to Kindergarten through 12th grade (K-12) educational institutions, real estate, law firms, and other business clients in the New Jersey, New York, and Pennsylvania regions since its incorporation as Edumedia, Inc. (a New Jersey corporation) in 1994.

Historically, The Company has focused on the sale of computer hardware and standard software packages to its various clients. Considering the declining margins on computer hardware, Edumedia is shifting its sales focus to software, technology solutions, and Internet and Intranet networking. Seeking to build upon its established relationships with several educational industry clients, the Company is continuing the development of a new educational software product: a Web-based Digital Portfolio Assessment Tool with multimedia capabilities, which shall also provides curriculum alignment with lesson planning and prescriptive reporting features.

B.       Corporate History

Edumedia Software Solutions Corporation ("Edumedia" or the "Company") was incorporated as Icon Acquisition Corp. ("Icon") in the state of New York on November 28, 1994, and engaged in the business of mining tungsten and other precious metals in Canada, until October 10, 2000 when it acquired Edumedia, Inc., a New Jersey corporation, in a merger transaction.

Icon voted to enter into a stock-for-stock exchange between Icon and the shareholders of Edumedia, Inc. on April 26, 2000, whereby Icon acquired 100% of the shares in Edumedia in return for twelve million four hundred thousand (12,400,000) restricted shares of Icon. Edumedia then effectively became a subsidiary of Icon, and subsequently merged into the Company in the state of New York on October 10, 2000, which became effective in New York upon filing. The Company then elected the Officers and Directors of Edumedia, Inc. as its Officers and Directors, who then elected to change the name of the Company from Icon Acquisition Corp. to Edumedia Software Solutions Corporation. As such, we now perform all operations and sell all products and services as Edumedia Software Solutions Corporation. As a result of the merger and subsequent transactions, the Company's current capitalization consists of 100,000,000 authorized shares, of which 13,713,509 are issued and outstanding.

Edumedia, Inc. was incorporated in New Jersey on October 12, 1995. In 1998, Edumedia, Inc. acquired certain assets of GB Consulting, a computer company located in Millville, NJ for a total consideration of US$200,000. The assets listed in the agreement which the Company acquired included customer list with over 1000 accounts (40 School Districts), the active New Jersey State contract for mini/micro computer equipment as an approved vendor, and the inventory and the fixed assets at location 129 North High Street, excluding accounts receivable, short and long term liabilities which originated before August 1998, and bank accounts. Intangibles included Good Will and a covenant not to compete.

C.       General Products, Services, and Clients

Edumedia Software Solutions Corporation ("Edumedia" or the "Company") provides computer related products and services to a variety of clients, most prominently K-12 educational institutions, law firms, and real estate firms, primarily in the northeastern and mid-Atlantic states of U.S. The Company's geographical market, however, is increasing beyond this region to include potential clients in many other states, as well as internationally in Korea, Germany, and Israel. Its primary target clients include educational institutions, federal and state government contracts, retailers/wholesalers and distributors, law offices, and real estate offices. Its business strategy for the future concentrates on a gradual transition to higher profit margin products and services, namely: educational software solutions, Internet/Intranet network infrastructure, IT services, and hardware, software, and video teleconferencing solutions. Edumedia has built solid business relationships with its clients, a fact evidenced by repeat business with over 60 law offices, 40 school districts, and more than 20 government accounts.

The products and services provided to educational institutions include technology planning, assessment of New Jersey state mandated core curriculum applications, educational multimedia software, Federal, State and Foundation grant research and writing services, administrative and classroom management software, computer and networking hardware, distance learning infrastructure, and computer repairs/upgrades.

Major school district customers1 include:

o    Wildwood Board of Education
o    Atlantic County Special School District
o    Upper Township Board of Education
o    Middle Township Board of Education
o    Cape May County ETTC
o    Wildwood Board of Education, Wildwood, NJ
o    Hamilton Board of Education, Mays Landing, NJ
o    Atlantic County Special Sch. Dist., Corbin City, NJ
o    Donald J. Adams School, Northfield, NJ
o    Atlantic County Special Sch. Dist., Winchell School, Mays Landing, NJ
o    West Cape May Elementary Lab, West Cape May, NJ

The Company is on the New Jersey bidders' list for state government contract procurement. The Company has teamed up with several certified small businesses for Federal Government contracts for provision of technology, service and product support. Edumedia also provides technology planning services, accounting, scheduling and word-processing software, training and support services, computer and networking hardware, computer repairs and upgrades, and Internet/Intranet solutions to a variety of local retail/wholesale distribution clients.

The Company provides law offices with productivity assessment and accounts receivable management software, Internet legal research tools, and accounting and word processing software such as Time Slips, Q & A, and Symantec, in addition to computer and networking hardware, computer repairs and upgrades, and Internet/Intranet services. The Company's legal clients include the following:

o    Robert Fleming, Esq., Ocean City, NJ
o    Goetz, Fleming & Spiegle, Ocean City, NJ
o    Judge Gilbert O. Gilbertson, Esq., Marmora, NJ
o     Judge Richard Russell, Ocean City, NJ
o    Jo Anne Leigh Gramm, Esq., Linwood, NJ
o    Alan I. Gould, P.C., Wildwood, NJ
o    Judge Louis Belasco, Way and Belasco Law Offices, Wildwood, NJ
o    Rio Grande Attorneys, Inc., Rio Grande, NJ

---------------
1 The Company considers those customers who made purchases in excess of $100,000 as major customers.

The Company also provides real estate offices with technology planning services, accounts receivable management and accounting software, contact and property management tools, high-end graphics for multimedia presentations, scheduling and word processing software, training and support programs, communications consulting, Internet/Intranet services, computer networking hardware, and computer repairs and upgrades.

D.       Web-based Student Task Management and Performance Assessment Tool

The Product

The Company is seeking to develop a multimedia individualized student task management and performance assessment tool that would allow students to create a digital portfolio of their entire academic career. This product will be web-based, and as such will allow easy access for students. It would allow teachers to create in-depth Performance Tasks that can incorporate state standards, district or course goals, and guidelines for evaluation of student performance. Students will be able to complete these various tasks utilizing a variety of multimedia tools while receiving ongoing teacher review and feedback. The system would enable students to save their best work on Compact Disks (CDs) or a personal web page, thus creating multimedia portfolios that can detail their skills and progress throughout their K-12 education. The Company plans to co-develop this product with the assistance of a software development and programming company.

A very important technical consideration in developing the new software product is the average computing skill and computing platform available to the targeted end users: students, teachers, and administrators of public and non-public K-12 and Higher Education learning institutions. Typically, the technical expertise and availability of technical staff at the K-12 level is minimal. To be received well by end users, the application must be simple to install and deploy across the network requiring minimal support from the end user's technical staff.

Macintosh and Windows based operating systems comprise the majority of public, private, and higher education computing platforms. Linux is also becoming a common operating system in education institutions due to its growing acceptance in the market and reduced cost of ownership. K-12 education institutions typically have a local area network or Intranet in place, or are working towards that goal in the near future. This software tool must accommodate the end users' environments as described herein.

The Education Market

Edumedia's primary market for its products and services has been and will continue to be the educational market. The education industry in America is comprised of 53 million students, 3.1 million teachers, and 15,000 school districts including over 2000 charter schools nationwide2. This large base of students, teachers, and administrators are targeted users. Private investment in education related technology has been growing at an annual rate of 113% from 1993 through 1999 (See Inc. Magazine, July 2000 edition and www.eduventures.com). Industry expert and eduventures.com analyst, Tom Evans, predicted that revenues in the sector would see as much as 100% to 200% growth in 2000.

A new paradigm in education is evolving such that the focus is increasingly on actual student learning rather than the subject matter taught, with educators being held accountable. Many states have identified and mandated specific core curriculum content standards whereby students must demonstrate achievement in all subject areas. Funding to school districts from the state and federal government is becoming increasingly dependent on compliance with these core

-------------
2 Source: Marketing Data Retrieval, a company of the Dun and Bradstreet Corporation, July, 2000.

standards and performance based on reported assessment results. A major issue, therefore, is how student achievement can be more effectively assessed and demonstrated. Test scores alone are not the best way to assess student performance and intellectual growth. Although standardized tests are necessary to make comparisons on a national or regional level, "authentic assessment" which records the "real world" capabilities of students and teachers alike, and provides a rich chronicle of relevant development, is the need of the day. Some states, such as Vermont and Kentucky, require maintenance of portfolios in addition to report cards and transcripts.

More  specifically,  and for  illustration,  with the  adoption  of  Chapter  4:
Academic Standards and Assessment in Pennsylvania, schools will need technological tools that help to meet state standards, and to demonstrate such compliance. Software solutions, such as the new digital portfolio tool of the Company, will have to meet certain specific requirements by providing Curriculum Alignment, Performance Task Development, Authentic Assessment, Curriculum Integration, Oral Presentations on digital media, and Prescriptive Reporting capabilities. (Curriculum Alignment and Integration is a process by which a school's curriculum is aligned with the curriculum standards that have been mandated by the state. This alignment process enables the school to provide reports to the state and grant organizations in order to demonstrate compliance and procure funding. Performance Task Development is the process of identifying what is expected of the student and managing this information within the program. Authentic Assessment is a process of assessing student performance by having the student directly involved in the process and allowing the student, teacher, and other observers to reflect on their strengths and weaknesses. The use of digital media such as storing this kind of information on-line with full motion video, scanned-in images, and stored documents and reports is optimally an efficient and productive method of accomplishing this type of assessment. Rubrics (defined above) are also utilized for this assessment process. Oral Representations on digital media is an example of an education curriculum standard that has been mandated by the department of education in many of the states across the country. This refers to the use of full motion audio/video recordings of the student doing a speech and stored on CD, floppy diskette, or on-line via the internet. Prescriptive Reporting is the process of identifying what type of activities need to be scheduled to remedy the students weaknesses, and provide them in a standardized report format.) The Company's new web-based digital portfolio and assessment tool will incorporate all required features. The Company understands the need for an effective program to document student achievement that utilizes the most current technology while meeting state mandated standards.

The standards demand the infusion of technology into the whole curriculum. The Governor's Advisory Commission on Academic Standards stated: "through a system of academic standards and tests or assessments keyed to those standards, it will be possible to determine the progress schools make from year to year." 'Performance Funds', and other incentive rewards, will be given to schools that can show significant improvement in student achievement and effort based upon these standards. Consequently, schools will be looking for solutions that both infuse technology into the curriculum, and offer the type of curricular reinforcement, assessment, and demonstration of academic standards being sought. A survey by the Pennsylvania Department of Education (PDE) in 1995 showed that 88% of the respondents are investigating or implementing portfolio assessment programs in their districts. With the Company's technical expertise in educational technology it believes that it can emerge as a leading software and technology solution provider to these schools, providing a level of support which includes not only the sale of software and hardware, but continued training and technical support.

Product Characteristics

The software product is specifically designed to have the following characteristics and features so that it may provide a comprehensive technological solution to institutions, students, administrators, and government officials alike:

1)       A user friendly design;
2)       A solution to state mandates attractive for administrators;
3) A solution for teachers who need an efficient tool for weekly lesson planning which aligns to curriculum standards;
4) A multi-faceted tool for assessment of achievement to governmental officials, employers, and educational institutions;
5) An easy to navigate tool for parents to access their children's performance and achievement records from home;
6) The ability for students to understand grading guidelines through self-assessment and the use of rubrics3 to reflect and build on past accomplishments; and
7) The ability for teachers to create digital portfolio and self-assessment through rubrics with standards established by the School District or University.

E.       Marketing and Product Recognition Strategy

Pilot Programs

The Company has identified strategic partners to pilot the final development of this product, prior and during its commercial release. Such pilot partners include the Miller School in Northeastern Pennsylvania, and the Camden County Educational Technology Training Center (ETTC) in Southeastern New Jersey. Edumedia has contacted some other ETTC's in New Jersey, and has plans to offer seminars to them prior to product launch. The Company is also seeking a pilot partnership with a charter school in Southeastern Pennsylvania, for such schools are innovative and progressive in their methods of Edumedia is also seeking endorsement by a teaching University to partner in a pilot program. The Company plans to have additional pilot partners identified by September 2001. The pilot programs for the new web-based software product are expected to begin during 3rd Quarter of year 2001, and will provide vital feedback and product information that is critical to a successful market launch. The Company hopes that these pilot programs will help establish the software program's reputation within other neighboring districts, leading to referral sales.

Value Added Re-sellers

Many `Integrated Learning Systems' (ILS) have expressed a need for a digital portfolio and authentic assessment tool for their target markets, but have as yet generally failed to offer a well-rounded digital portfolio solution. ILSs are large well-funded companies with substantial market exposure, and may as such consider this software application to be a desirable add-on component. Once this application has earned a solid reputation as a valuable learning tool, it is anticipated that the Company will be able to persuade various marketing agents, ILSs, and distributors to resell this software product.

----------------
3 Rubrics are assessment tools that gather answers and results to determine an overall score and make recommendations for improvement of weakness. Rubrics may be used in all subject areas across the curriculum, and other areas in education including professional development and administrative performance as well. Rubrics allow the user to gether an understanding of why and how to achieve better scoring by providing the criteria needed to meet certain requirements. Rubrics may be used for the assessment of students by teachers and administrators.

Pricing Strategy

The pricing of the software shall initially be designed to gain immediate market share, and to pre-empt competition in the immediate geographic market. Preliminary pricing ($49.95 per user license for each retail sale) is competitively positioned with other educational applications in the market. Competing programs of some of the ILSs, for example, cost $49.95 for the base software with add-on options costing approximately $29.95 per additional feature. Retail licenses will be offered at substantial discounts to purchasers of multiple licenses: $225 per 5-license packs (or $45 per license), with one installation CD and one documentation CD to be provided for every ten users. Purchases of 100 or greater licenses shall cost $2,500 per 100-license pack, or $25 per license. For purchases of 1,000 or greater licenses, the projected retail price is $20,000, or $20 per license. Software pricing for wholesale distributors will be structured at a 35-50% discount for the top tier large volume distributors, 25-35% for regional authorized resellers, and special considerations will be offered to select value added re-sellers. The Company believes that it will encourage potential customers to compare and choose its software over competing applications through such a competitive pricing policy.

F.       Distribution Model

Direct Sales

The initial goal of the Company's marketing approach is to build product awareness and introduce the new product to key decision-makers that hold influence in the marketplace. Typically, the decision-making process for the district's purchasing is initiated through contacts with the Curriculum Supervisor and/or Technology Coordinator of the school district. Also, critical to the process is recognition and endorsement by the school board.

Within its immediate geographical market (New Jersey, New York, Pennsylvania, Ohio, and Delaware), the Company has and will continue to promote the new online software with direct sales efforts based on pre-existing relationships with key individuals. Edumedia believes that it has become recognized for its professional responsiveness amongst its clients: a substantial portion (81%) of the Company's annual income is generated through repeat business with pre-existing clients reflecting the level of current customer satisfaction.

National Wholesaler

Edumedia is considering the Academic Distributing, Inc. (www.academic-wholesale.com) as a national sales and distribution outlet. The cost of utilizing this wholesaler's services is $10,000 per year in addition to discounted volume purchasing benefits (50% off list), and is considered reasonable and cost-effective by the Company. The national wholesaler will supplement the marketing/distributing model that the Company plans to have in place by providing the ability to penetrate other markets beyond the Mid-Atlantic states without any increases in overhead costs, advertising, or staff. Academic Distributing supplies computer related products through its re-sellers located throughout the United States. Existing Edumedia authorized distributors have a productive relationship with Academic Distributing, and they have provided the re-sellers with product support, order fulfillment, billing and collections, and prompt distribution. Edumedia is in the final stages of contracting with this firm, which should be completed prior to product testing.

The national marketing distributor is expected to contribute approximately 15% of total software sales. All national sales outside the immediate geographical market will be filled and distributed from the wholesale distribution firm. Other services they provide will include:

1) Marketing in their catalogs; Sales support and training though their re-seller channel;
2)  Conducting  informational  seminars;  and
3)  Trade Show participation.

Strategic Authorized Distributors

The company is seeking to establish contractual relationships with three educational software re-sellers who will play prominent roles in the development and training aspects of the product launch. The Company is in dialogue with Computer Imageworks and Point, Click, Learn. The third candidate is yet to be identified. These distributors have helped develop program sales and implementation policies and procedures based on their experience. These strategic partners will be direct participants in pilot program development. These strategic partners will be able to purchase the software at wholesale discount of 25 to 50%.

Independent Sales Representatives

The Company is seeking to establish a network of independent sales representatives that will be authorized to sell and distribute the software in their specified geographic regions. Such independent agents typically carry other complimentary product lines of non-competing manufacturers and will help to expand sales through their client base. The agents will provide the necessary staff development and training support to their clients, which will be directed by rigid training guidelines. To implement this, all newly authorized agents will be required to undergo in-house training. All representatives will receive compensation in discounted sales of approximately 25% to 30% off manufacturer's list price.

In-house Marketing and Support

The Company will hire, train, and compensate a full time direct marketing staff that will only sell its products and services. The initial in-house marketing plan details direct mail, mass fax, and mass e-mailing activity to strategic targeted accounts including existing accounts to introduce the new software product. Direct sales calls will include appointments with key contacts within the school districts.

G.       Competition

General

The market for computer products and services is very competitive. Edumedia competes primarily with local and regional technology providers, as well as with several national companies. The Company believes that it has obtained a competitive edge in the industry by offering a wider scope of services: in addition to its traditional hardware sales focus the Company is planning to include software and the networking aspects of technology implementation4. This distinguishes it from limited vendors, who only provide either hardware or software and are thereby restricted to that extent.
----------------
4  the   network   aspects   include   workstation   installation   and  network
configurations of: Fiber Optic, Category 5 network cable, and Wirless connectivity. It also includes Filserver installation and configuration with the on-line application software.

From the beginning of a project to the end, the Company's services are comprehensive. Edumedia commences its client relationships with a professional, in-depth assessment of the client's existing system. Many of its competitors engage in generic bid specifications for client requests, which is likely to result in incompatible software and hardware. Being a full-service technology provider, Edumedia can effectively produce the full range of results its clients desire.

The list below consists of local competitors in our present geographic market in New Jersey, New York, and Pennsylvania that also have resources available to offer or refer computer repair, on-site service, training, support, classroom training, software and hardware.

National Competitors                 Regional Competitors

IBM                                  Computer House
Josten's Computer Corner             Contemporary Computer Resources
Skills Bank                          Computer Corner
NovaNet                              Mossmans Business Machines
Power School                         Compulan
Flying Rhinoceros                    Atlantic Micro Systems
Learning Pays.com                    Atlantic Business Machines
LightSpan                            Kehtron
TalkStream                           PC Network Services
Computer Curriculum Corporation      Martek
                                     Schoolhouse Computers
                                     Technical Business Systems
                                     Future Tech
                                     Software Scene
                                     Software City
                                     Business Computer Resources
                                     Hi Tech Systems
                                     Technology 21

Direct Competitors

With respect to the digital portfolio software under development, there are four competing products on the market, namely Edmin; Superscool; Grady Profile, and the SASI Curriculum Management Group. The Company believes that easy access via the Internet, comparative user-friendliness, a strong staff training philosophy, rubrics for assessment at the student, teacher, and district level, curriculum alignment in lesson planning demonstrating compliance with state mandated core curriculum content standards among multiple subject areas will set the Company and its new software application apart from others.

It is too early to identify competing software programs that are similar to Edumedia's proposed program, and assess their market performance. Although many products have been in R & D stages for several years, the national trend in educational techniques is just now maturing to permit commercial acceptance into the market. Until recently these concepts were thought to be strictly academic and theoretical. Edmin, a California based competitor that has previously offered task specific products, has reported substantial growth with the introduction of new software featuring assessment tools similar to Edumedia's web-based product. Despite the fact that Edmin has clearly established itself as a major market participant in a short period of time by becoming the first to market such a product, and by creating a strategic alliance with marketing powerhouse Compaq, its software lacks emphasis on four program features, which, in the Company's assessment, are critical:

1)       Ease of use;
2)       Strong staff training philosophy for successful implementation ;
3)       Rubrics for assessment at the student, teacher, and district level; and
4) Curriculum alignment in lesson planning, which demonstrates compliance with state mandated core curriculum content standards, and across the curriculum application among multiple subject areas.

Furthermore, due to the immensity and diversity of the market, Edmin.com's early success does not preclude Edumedia and other market entrants from achieving substantial market penetration. Another advantage that Edumedia has over identified competitors is its strong local presence, affiliations, and existing customer base. The Company has the ability to develop a network of local providers with accessible, available, and skillful technical support staff. According to the Company's marketing and distribution model described above each direct and authorized reseller will emphasize essential staff development and training for the teachers and administrators. The training to implement these software programs has been neglected by competitors who seem to have ignored the fact that 60% of teachers lack basic computer skills.

There are a number of other companies not listed as direct competitors below which have used the term 'digital portfolio' with respect to certain software products, none of which addresses more than one of the features identified as key components of a comprehensive digital portfolio solution as defined by state departments of education. An assumption should however be made regarding the existence of as yet unidentifiable potential direct competitors who currently lack the financial resources necessary to achieve national recognition in the educational software market. The following is the current list of identified competitors to date:

1)       Edmin.com
2)       SuperSchool
3)       Aurbach & Associates Grady Profile
4)       The SASI Curriculum Management Group

Indirect Competitors

Indirect competitors in the marketplace include the following:

1) Integrated Learning Systems (ILS's), such as Computer Curriculum Corp., which are large software programming companies. Edumedia will have the opportunity to contract with these companies in order to provide digital profile/assessment software as a companion to their product spectrum, possibly converting one or more of them into allies rather than competitors;
2) Fully integrated computer companies, such as Compaq and IBM, which offer the entire spectrum of technology in the education arena but do not specifically supply 'Digital Portfolio Assessment Tools'; and

3) Upstart web portals, such as Lightspan and BigChalk who carry bundled software resources on their sites, but do not currently offer any digital portfolio assessment tools.

1)   Integrated Learning Systems (ILS) companies

These companies offer instructional courseware focusing on various specific curriculum areas which are standardized in the K-12 education market. ILS's have curriculum management tools to monitor student strengths and weaknesses through curriculum exercises in all skills outlined in standard curriculum and tests, and then suggest additional exercises as a remedy to strengthen their weaknesses. This process is referred to as prescriptive reporting. This curriculum management feature is very similar to the prescriptive reporting feature of the software that Edumedia is currently developing.

Despite the apparent similarities with ILS products there are unique remedial features in Edumedia's software. The limiting factors to the implementation and utilization of ILS products are that they are cumbersome for the novice user. They currently have neglected to implement multimedia digital portfolios although they recognize the need.

Major ILSs include:

1)   Computer Curriculum Corp. (http://www.cccnet.com,http://www.ccclearn.com/)
2)   JostensComputer Corner (http://www.jostenslearning.com)
3)   TRO/Plato (http://metalab.unc.edu/cmc/mag/1994/jul/plato.html)
4)   SkillsBank (http://www.learningcompanyschool.com/solutions/products
     /sb4over.htm)

2)   Fully Integrated Computer Hardware and Software Companies

These include Compaq, IBM, and Apple who offer the entire spectrum of technology in the education arena, but are not specifically offering any digital portfolio assessment tools. The Company has authorization to resell the product lines available from these companies.

3)   Upstart Web Portals

These feature bundled software resources on their sites, covering all technology areas including lesson planning, attendance record keeping, curriculum alignment and management, subscriptions to on-line curriculum companies, and distance learning tools. However, they are not specifically offering any digital portfolio assessment tools at this time. These include:

1)       Learning Pays.Com (www.learningpays.com)
2)       Lightspan (www.lightspan.com)
3)       Task Stream (www.taskstream.com)
4)       Novanet
5)       Big Chalk
6)       PowerSchool (www.powerschool.com)

The features of Edumedia's new web-based digital portfolio software are unique, and the market for this brand of technology is rapidly evolving. The Company has identified a large demand for its product's characteristics through public trade shows, interviews with key individuals, and company research. The depth and nature of the market dictates that others will soon be offering a competing or similar software product. This represents both an opportunity and a risk for the Company, as a rapid commercial offering with sufficient marketing resources is essential to ensure an immediate and substantial market share. Once brand identity is established within the mid-Atlantic states' market, other dominant software/ hardware companies may wish to enter this niche to develop their own competing product, or to purchase the Company's product outright.

H.   Intellectual Property

The Company has rights on the trade name "Edumedia" as a registered service mark until 2007. There is no other intellectual property owned by the Company at present time. Edumedia will seek intellectual property rights and protection for its web-based Digital Portfolio and Assessment software product once the product passes the final stages of planning of the new software product.

H.   Principal Suppliers

Edumedia, being a full service computer hardware, software, and service value added retailer, necessarily maintains relationships with a large number and wide variety of product suppliers. Since 1995 the Company has secured business partnerships with several major hardware and software providers. As a result, the Company is a Symantec Authorized Developer, Hewlett Packard Authorized Reseller, IBM Business Partner, Dell Authorized Dealer, Compaq Authorized Reseller, 3COM Authorized Reseller, Microsoft Solution Provider, and Adobe Authorized Reseller. In addition, Edumedia serves as an Authorized Microsoft Testing Center, and an A+ Certified Service Center. Additionally, its inventory includes products from several other leading manufacturers of computer hardware and software, including American Power Conversion, Corel, Epson America, Intel, Iomega, Kingston Technology, Lexmark, NEC Technologies, Novell, Okidata, Seagate, Sony, Toshiba, ViewSonic, and Western Digital.


K.   Personnel

The Company currently has 12 full-time employees including John P. Daglis (President and CEO). Grady Faircloth (Consulting Account Manager). Joseph Gorgo (Senior Account Manager), Robert Iaconis (Service Manager). In addition, Edumedia employs 5 IT technicians and 3 sales and administrative support personnel.


Item 2.  Description of Property

The Company's principal executive offices are located at 110 Roosevelt Boulevard, Suite 101, Marmora, NJ, 08223. This facility contains approximately four thousand (4,000) square feet of high-technology office space. The office is fully supported with all the necessary computers, office equipment, and furniture required to efficiently develop, market, and sell software products and services to schools and other higher education institutions and universities, including maintenance and training facilities located on premises.

The Company currently owns no real property.

Item 3.  Legal Proceedings

Due to the cash flow problems suffered by the Company, as discussed earlier in the Management's Discussion and Analysis section, the Company has certain dissatisfied creditors who have either initiated legal proceedings, or are threatening to do so. Following is a summary of actual or threatened legal proceedings involving the Company.

Litigation

The Company intends to file a verified complaint against the former principal owner of GB Consulting, and several former employees for fraudulent conversion, theft, and misappropriation of funds.

Summons were issued, and criminal proceedings have been instituted, against the President of the Company, John P. Daglis, in regard to two complaints of alleged. The prosecutor's office has now accepted a proposal to enter a pre-trial intervention program within the state of New Jersey to satisfy the following complaints:

1. Proteva                          $124,000.00
2. Micro Connections                $ 24,000.00
3. Sun Bank                         $ 40,000.00
-----------------------------------------------
TOTAL                               $188,000.00

The Company will indemnify John Daglis against these claims, and has accepted a 3-year pre-trial intervention instalments payment plan that was proposed by the prosecutor's office to settle the complaints and eliminate further proceedings in this regard.

Further, the Company will also indemnify Mr. Daglis against a complaint initiated by the District Justice's office in Adams County, Pennsylvania for alleged failure to take reasonable measures to restore property (US$49,000.00) to the County of Adams after a mistaken overpayment made by the complainant, and alleged failure to make required disposition of funds. The District Justice's office has proposed a repayment plan to settle the complaint and eliminate further proceedings.

(County of Adams, PA                $  49,000.00)

Following is a summary of other civil litigation which has been commenced against the Company; the amounts involved, and the present state of the claims are as listed:
1.       Comtec Systems, Inc.                                 $69,369.50
Filed complaint and received an order granting partial summary judgment;
2.       Ingram Micro                                         $38,637.04
Filed complaint; Co. has filed answer of denial; interrogatories taking place;
3.       Merisel Americas, Inc.                               $35,631.29
Filed complaint; Co. has filed answer of denial (accepted out of time); interrogatories taking place;
4.       Curtis                                               $29,943.21
Filed complaint and received judgment against the Company on June 30, 2000;
5.       System Warehouse                                     $15,371.00
Filed complaint; Co. has filed answer of denial (accepted out of time); interrogatories taking place;
6.       PC Age, Inc.                                         $8,601.15
Filed complaint; Co. has filed answer of denial in time;
7.       TechData                                             $4,500.00
Filed complaint; Co. has filed answer of denial in time;

8.       Seneca Data Distributors                             $4,436.26
Filed complaint against Company; filed answer of denial in time;
no interrogatories taking place yet;
9.       Infotel                                              $4,400.00
Filed complaint; Co. has filed answer of denial (accepted out of time); interrogatories taking place;
10.      RC Maxwell                                           $3,735.00
Filed complaint against Company; filed answer of denial in time;
no interrogatories taking place yet;
11.      All Components                                       $2,453.40
Filed complaint and received judgment against the Company on
September 28, 2000; and
12.      Marlin Leasing Corp.                                 $1,118.08
Filed complaint against Company; filed answer of denial in time; no interrogatories taking place yet.

Threatened Litigation

The following complainants have made serious and credible threats to commence civil litigation against the Company. However, as of the Reference Date no such claims have, in fact been filed.

1. Leadman Electronics                      for     $ 10,577.03
2. RLM Group                                for     $  9,653.25
3. Creative Computers                       for     $  1,971.00
4. AMP Electronics                          for     $  1,425.24

Settlements/Payment Plans

The Company owes taxes for the year 1999, for the payment of which liens and payment plans are already in place.

1. TAXES: Federal Withholding                       $105,553.00
2. TAXES: Sales Tax                                 $ 18,423.00

The Company has settled small claims with the following:

3. John L. Hoffman, CPA                             $    948.50
($200/month payment plan)

Item 4.  Submission of Matters to a Vote of Security Holders

In May 2000, both Icon Acquisition Corp. (the Company, and surviving corporation in the merger) and Edumedia, Inc. solicited the consent of their shareholders to the merger and subsequent change of name and appointment of Board of Directors. Required consent was duly given by the shareholders of both corporations.

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

Trading Market

There is, at present, no public trading market for the Company's securities.

Holders

As of April 1, 2000, there were approximately 60 record holders of our voting common stock.

Dividends

We have not paid cash dividends on our common stock. We expect to invest our future earnings, if any, in the further expansion and growth of our business for the foreseeable future.

Recent Sales of Unregistered Securities During 2000

We sold the following securities without registration under the Securities Act of 1933 during the year ended December 31, 2000:

1. Between December 1999 and March 2000 the Company issued Common Stock to certain creditors in satisfaction of outstanding debt as follows:

No. of Investors                            Common Shares     Amount Invested
-----------------------------------------------------------------------------
13 (Accredited Investors)                   3,232,781           $ 1,237,423
7 (Non-Accredited Investors)                1,101,145           $   420,422

The  Company  believes  that this  offering is exempt  from  registration  under
Section 4(2) of the 1933 Securities Act.

2. In a private placement of its Common Stock conducted between January 1, 2000 and August 31, 2000, which offering the Company believes is exempt from registration under Section 4(2) of the 1933 Securities Act, the Company sold securities as follows:

No. of Investors                            Preferred Shares  Amount Invested
-----------------------------------------------------------------------------
1 (Accredited)                                   24,000         $    30,000

No. of Investors                            Common Shares     Amount Invested
-----------------------------------------------------------------------------
11 (Accredited)                                 399,498         $   141,000
23 (Non-Accredited)                             104,162         $    103,329

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future. When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Risks and uncertainties could cause actual results to differ materially from those that are modified by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Plan of Operation

The Company sells a variety of computer related products, including hardware, networking infrastructure, educational software, IT solutions and support services. With prices and margins on computer hardware declining rapidly, Edumedia will focus more of its efforts in the future on developing and selling higher margin software and web-based products. To that end, the Company has, and will expend significant amounts of money, up to $725,000, during 2001 in order to develop a proprietary digital portfolio manager described in detail in Item 1.

The Company commenced an offering of securities in January 2001, which offering it believes is exempt from registration pursuant to Rule 506 of Regulation D. The Company is seeking to raise up to $4,000,000 at from the sale of Common Stock at the price of $1.00 per share.

In the event that only limited additional financing is received, the Company understands that it may not be able to withstand the intense competition it may face from larger and more adequately financed companies. Even if the Company succeeds in obtaining the level of funding it considers necessary there are no guarantees that these projected revenues and/or profits will materialize. In fact, keeping in mind the possibility of spiraling R & D expenses involved with developing new software and related technology, the Company can give no assurances of any kind regarding funding, revenues, costs, expenses, and/or profits.

Results of Operations
(for Year ended December 31, 2000, compared to the Year Ended December 31, 1999)

Revenues decreased to approximately $328,000 for the year ended December 31, 2000, compared to $2,967,670.42 for the prior year. This decrease in revenue was primarily the result of misappropriation and fraudulent conversion of assets by certain former employees. The Company intends to litigate and recover the sums concerned.

It must be noted that in its Form 10-SB filing the Company reported revenues for the first three fiscal quarters of the year totaling $1,234,749.62. The difference between the year-end revenue figures and the reported revenue for the first three quarters is primarily due to the misappropriation mentioned above. Further, there was a major drop in sales in the fourth quarter of year 2000. This discussion is subject to any adjustments that an independent accountant may make after completion of the audits currently in progress.

Liquidity and Capital Resources

The Company has endured cash flow constraints that have largely been due to the fact that to date the Company has relied on interest bearing loans to finance its operations and growth as opposed to equity infusion. Furthermore, a majority of the Company's clients are educational institutions (schools) and state-run educational agencies: such accounts receivable take much more time due to the bureaucratic process involved. Considering further the capital-intensive nature of a hardware inventory necessary for successful operations, the Company has had significant cash flow problems. This has resulted in a situation wherein despite significant sales and revenue generation the Company has lacked the ability to pay bills and satisfy creditors. This has resulted in certain legal proceedings against the Company by dissatisfied creditors. See Item 3.

The misappropriation and conversion of significant funds by former employees has further increased the Company's cash flow and liquidity problems. Prior to the reverse merger with Icon, Edumedia was an S corporation, and as such did not have to pay taxes on corporate income. The Company has filed an extension for filing of corporate income tax returns, and has not paid any money towards possible tax liability. However, due to its status as an S corporation until October 2000, and poor performance thereafter, the Company does not expect its tax liability to be significant.


Item 7.           Financial Statements

An audit of the Company's financial statements is still under progress. As such, the Company intends to file an amendment to this Form 10-KSB in order to cure this deficiency.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There  were  no  changes  in  or  disagreements   with  our  independent  public
accountants on accounting and financial disclosure in 2000.


                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

John Daglis                    35       President, CEO, Director

Grady Faircloth                49       General Sales Manager, Director

Joseph Gorgo                   45       Purchasing & Consulting Account Manager,
                                        Director

George Karavangelos            29       Director

The following is a brief description of the business background of the executive officers and directors of the Company.

John P. Daglis (President, CEO)

As the founder and President of Edumedia, since 1995,5 Mr. Daglis established company accreditation as a Microsoft Solutions Provider in Education, an IBM Business Partner, a Certified Education Partner with Compaq, a Microsoft Academic Authorized reseller, a Hewlett-Packard Authorized Dealer, and a Symantec Enterprise Developer. Additional authorizations include Intel, 3Com, and Nortell Networks, among others. During these years his company also gained recognition as the First to offer MPEG technology to Schools in the state of New Jersey6.
---------------
5 Mr. Daglis started the business as a sole proprietorship in 1992 and incorporated it into a New Jersey company Edumedia, Inc. in 1995.

Before Edumedia, Mr. Daglis rose in sales and executive management for 8 years with Tandy Corporation in its Business Products and Education Divisions.

Grady Faircloth (General Sales & Senior Account Manager)

Mr. Faircloth is responsible for sales and marketing departments. Other responsibilities include initial consultation with all new accounts, and maintaining overview of communication with existing accounts, overseeing of all proposal preparation and job costing, project planning, consulting, and training instruction with all client engagements. Corresponds with office manager, director of technical services and Purchasing account manager. Mr. Faircloth is also Intel certified as an infrastructure analysis and design technician.

Grady W. Faircloth began working with Edumedia in January, 1998, and is responsible for generating sales beyond the company's financial capacity through strategic efforts and grant application management for school district clients. Before Edumedia, Mr. Faircloth ran a private business as owner of three audio/video retail stores which also offered services such as commercial installations, computer design, computer networking, and custom installation and design.

Joseph Gorgo (Purchasing & Consulting Account Manager)

Mr. Gorgo oversees all purchase orders (incoming/outgoing), and is responsible for existing vendor relations and/or procurement of new vendors to assure best pricing and maximum profit margin available. He is also responsible for maintaining inventory overview/control of in-house and/or available product (hardware/software), marketing assistance, proposal/bid/state contract preparation assistance, daily reporting of in-house/available product (based on current projects) provided to general sales manager, project manger, office manager and director of technical services. Mr. Gorgo is also a CompTIA and A+ certified systems engineer.

Joseph M. Gorgo began working with Edumedia in July 1997, and contributed substantially to the growth of company sales and vendor relations, and is directly responsible several company major brand name authorizations for Edumedia. Before Edumedia, Mr. Gorgo advanced in sales and executive management for 14 years with Tandy Corporation and its growing chain of Radio Shack and Computer City stores.

George Karavangelos (Director)

George Karavangelos is the founder Blue Bell Financial Insurance Agency and Financial services company; owner of the Bal Harbor Restaurant in Wildwood, NJ, and is actively involved in the management of a number of retail and rental properties in the Southern New Jersey Shore.

Item 10.          Executive Compensation

John Daglis, the Company's President and Chief Executive Officer, was not paid a salary for services performed for the Company in 1999, and has been paid a salary of US$60,000 for the year 2000. This amount will be increased to US$80,000 for the 2001 year, subject to the Company's receipt of at least US$500,000. To date, no other executive compensation has been paid to any other individual.
--------------
6 Motion Pictures Expert Group, which was originally used in Hollwood productions and has more recently in the past decade became a standard for full motion video application in on-line and Pesonal Computer based software.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth, as of December 31, 2000, the beneficial ownership of the Company's outstanding shares of Common Stock.

Owners of more than five (5) percent of any class of securities:

Title of Class            Name and Address of              Amount and Nature of      Percent of Class
                   Beneficial Owner Beneficial Ownership
Common                    John Daglis                           3,891,573                 28.4%

Common                    Papaspanos                            1,222,900                  8.9%

Common                    Karavangelos                          1,069,166                  7.8%


Security Ownership of Management:

Title of Class        Name and Address of Beneficial    Position        Amount of Shares     Percent of Class
Common                John Daglis                       President, CEO,      3,891,573              28.4%
                                                        Dircetor
Common                Grady Faircloth                   Director                             less than 5%
Common                Joseph M. Gorgo                   Director                             less than 5%
Common                George Karavangelos               Director             1,069,166               7.8%
Common


Item 12. Certain Relationships and Related Transactions

On October 10, 2000 the Company merged Edumedia, Inc., a New Jersey corporation incorporated on October 12, 1995 in a stock for stock exchange. The Company agreed to acquire 100% of the outstanding shares of Edumedia, Inc. in return for twelve million four hundred thousand four hundred (12,400,000) restricted shares of Icon. As a result of the merger each outstanding share of Common Stock of the surviving corporation was converted into one-half (0.5) of one (1) share, and each share of the predecessor corporation was converted into one (1) share of the surviving corporation. Subsequent to the merger, the Company elected the Officers and Directors of Edumedia, Inc. as its Officers and Directors, who then elected to change the name of the Company from Icon Acquisition Corp. to Edumedia, Software Solutions Corporation. As such, the Company now performs all operations and sells all products and services as Edumedia, Software Solutions Corporation. As a result of the merger, the Company's capitalization consists of 20,000,000 authorized shares, of which 16,686,669 were issued and outstanding at that time.

During the 4th Quarter of 2000, the Company's Board of Directors voted to re-purchase 2,973,160 common shares from the Company's President and CEO, John Daglis, in satisfaction of debt owed by Mr. Daglis to the Company in the amount of $598,356, or $.20 per share. As a result of said transaction, the Company currently has 13,713,509 shares issued and outstanding.


Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits The Company files the following exhibits with this report or incorporates by reference to exhibits filed previously with the Securities and Exchange Commission by the Company.


(b) Reports on Form 8-K

We have not filed any reports on Form 8-K.


                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of April 2001.

Edumedia Software Solutions Corporation


By: /s/ John Daglis
-------------------
        John Daglis, CEO (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated this 12th day of April 2001


By: /s/ John Daglis
-------------------
        John Daglis, President, CEO and Director


By: /s/ Grady Fairclot
----------------------
        Grady Faircloth, Director


By: /s/ Joseph Gorgo
--------------------
        Joseph Gorgo, Director


By: /s/ George Karavangelos
---------------------------
George Karavangelos, Director