Form 10QSB
period 2001-03-31
EDUMEDIA SOFTWARE SOLUTIONS CORP
filed 2001-05-22
CIK 1122164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file no.


                        EDUMEDIA SOFTWARE SOLUTIONS CORP.
      ---------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                             ICON ACQUISITION CORP.
                       ----------------------------------
                                  (Former name)

              New York                                     58-2588408
              --------                                     ----------
   (State  or other  jurisdiction  of                    (IRS  Employer
    incorporation or organization)                      Identification No.)


110 Roosevelt Boulevard, Suite 101, Marmora, NJ            08223
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number is (609) 390-0900

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Title of each Class                              Name of each Exchange on which
to be so Registered:                             each Class is to be Registered:
--------------------                             -------------------------------
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

                  Transitional Small Business Disclosure Format
                           (Check One): Yes [ ] No [X]

                              FINANCIAL STATEMENTS

EDUMEDIA SFTWARE SOLUTIONS CORP.
BALANCE SHEET
AS OF MARCH 31, 2001
--------------------------------------------------------------------------------

                                                            Mar 31, '01
                                                          --------------
ASSETS
      Current Assets
          Checking/Savings
              1000  Ocean City Home Bank 980187017              3,041.41
              1005  PNC Edumedia Software Solutions             3,786.90
                                                          --------------
          Total Checking/Savings                                6,828.31
          Accounts Receivable
              1100  Accounts Receivable                           621.66
                                                          --------------
          Total Accounts Receivable                               621.66
          Other Current Assets
              Due From E-Digital                               52,487.24
              Due From Edumedia, Inc.                       1,620,728.00
              1120  *Inventory Asset                            2,413.70
                                                          --------------
          Total Other Current Assets                        1,675,628.94
                                                          --------------
      Total Current Assets                                  1,683,078.91
                                                          --------------
TOTAL ASSETS                                                1,683,078.91
                                                          ==============
LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
              Accounts Payable
                  2000  Accounts Payable                        4,059.93
                                                          --------------
              Total Accounts Payable                            4,059.93
              Other Current Liabilities
                  Current Liabilities, Edumedia,            1,479,203.00
                  2100  Payroll Liabilities                    35,623.84
                  2200  Sales Tax Payable                         913.47
                                                          --------------
              Total Other Current Liabilities               1,515,740.31
                                                          --------------
          Total Current Liabilities                         1,519,800.24
          Long Term Liabilities
              2253  SBA Loan                                  140,525.00
                                                          --------------
          Total Long Term Liabilities                         140,525.00
                                                          --------------
      Total Liabilities                                     1,660,325.24
      Equity
          2500  Retained Earnings                                 709.30
          Net Income                                          (38,091.22)
          3012  Distributions                                 (55,434.41)
          4015  Stock Subscriptions                           115,570.00
                                                          --------------
      Total Equity                                             22,753.67
                                                          --------------
TOTAL LIABILITIES & EQUITY                                  1,683,078.91
                                                          ==============

EDUMEDIA SOFTWARE SOLUTIONS CORP.
PROFIT AND LOSS
JANUARY THROUGH MARCH 2001
--------------------------------------------------------------------------------

                                                Jan - Mar '01
                                               ---------------
          Income
              4000  Sales                            11,417.45
                                               ---------------
          Total Income                               11,417.45
          Cost of Goods Sold
              5000  Cost of Goods Sold                6,097.54
                                               ---------------
          Total COGS                                  6,097.54
                                               ---------------
      Gross Profit                                    5,319.91
          Expense
              6020  Automobile Expense                2,272.33
              6025  Bank Service Charges                513.61
              6030  Commissions Paid                  6,000.00
              6075  Insurance                         3,249.08
              6095  Marketing & Advertising              16.52
              6100  Miscellaneous                       174.74
              6105  Office Expense                    2,235.70
              6115  Postage and Delivery                568.29
              6120  Professional Fees                12,828.94
              6130  Telephone                         4,863.07
              6135  Travel & Entertainment            2,005.60
              6140  Utilities                         1,384.61
              6560  Payroll Expenses                  7,298.64
              6999  Uncategorized Expenses                0.00
                                               ---------------
          Total Expense                              43,411.13
                                               ---------------
Net Income                                          (38,091.22)
                                               ===============

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.
Readers are cautioned not to put undue reliance on any forward-looking statements.

Results of Operations

For First Quarter, year 2001 the EDUMEDIA SOFTWARE SOLUTIONS CORP. (Edumedia; or the "Company") engaged in a private placement offering. The Securities are being offered by the Company through its Officers and Directors on a "Best Efforts" basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended ("1933 Act"). The Securities may also be offered and sold through broker-dealers ("Participating Broker-Dealers") who are members of the National Association of Securities Dealers, Inc. ("NASD").

                                   Price to       Proceeds to
                                   Investors      Company
                                   ---------      -------
          Per Share:               $1.00          $0.85

          Maximum Offering Amount: $4,000,000     $3,400,000

The purchase price is payable by check at the time an investor executes the Subscription Agreement and Confidential Purchaser Questionnaire.

2 All funds received will be made immediately available to the Company for use as working capital (See "Use of Proceeds"). The Offering will continue until the earlier of the receipt of US$4,000,000 or September 7, 2001, unless extended in the sole discretion of the Company. Any extension may be accompanied by a supplement to this Offering Memorandum if the same is deemed material by the Company.

3 The total proceeds hereunder will go to the Company with respect to all Shares sold, but before deduction for legal, accounting, printing, finder, travel, selling and other expenses of the Offering estimated at approximately $600,000 (See "Use of Proceeds").

Any funds received have become immediately available for utilization by the Company for its own benefit. Uses of funds are as follows:

The Company anticipates meeting its working capital needs during year 2002 and thereafter primarily with revenues from operations. Until that time, Management anticipates the need for approximately US$3,000,000-$4,000,000 in additional capital to continue product development, marketing and sales growth, for distribution of its educational software and hardware products, and to cover costs of meeting its reporting obligations under the Exchange Act, including legal and accounting expenses. The Company will seek to borrow these funds and/or raise such funds through either the public or private sale of its common stock. No assurances can be given that such financing will be available, or that it can be obtained on terms satisfactory to the Company, if at all. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company will be constrained in its product development and marketing efforts until revenu! es from current operations incre ase over time during the year 2001.

Management feels that while $1 million is the minimal amount of funds needed to continue revenue growth during 2001 without engaging in proprietary product development, the optimal amount needed, based on management's analysis, is approximately $4 million within next six (6) months of year 2001, which would be used to substantially expand the Digital Portfolio and Assessment software product's presence in US and international markets. A better understanding of the Company's future investment goals and strategy can be gleaned from the following projected use of proceeds from any future equity offering:

EXPENDITURE AMOUNT/PERCENTAGE

R & D Expense                      $ 1,400,000              40.0%
Working Capital                    $   700,000              20.0%
Sales, Marketing & Advertising     $   350,000              10.1%
Professional Fees                  $   100,000               2.9%
Short Term Liabilities             $   750,000              21.5%
Long Term Liabilities              $     5,000               0.1%
Tax Liabilities                    $   175,000               5.0%
                                   -----------              -----
TOTAL                              $ 3,480,000               100%

The amounts set forth above are only an estimate. The Company is unable to predict precisely what amount will be used for any particular purpose. To the extent the proceeds received are inadequate in any area of expenditures, supplemental amounts may be drawn from working capital, if any. Conversely, any amounts not required for proposed expenditures will be retained and used for working capital. Should the proceeds actually received, if any, be insufficient to accomplish the purposes set forth above, the Company may be required to seek other sources to finance the Company's operations, including individuals and commercial lenders.

Unregistered Offering:

The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State securities laws or an exemption from such laws is available.

Number of Shares currently outstanding:

13,415,336 Prior to this Offering
17,415,336 Upon completion of this Offering on a fully-diluted basis

Additional Financing:

The Company does not have the funds to provide for the expansion of its infrastructure and its sales and marketing efforts. The Company intends to have its shares trading on the OTC bulletin board or other securities exchange sometime in 2001, upon selection and approval of a comprehensive financing strategy. Although the Company is engaged in negotiations with a broker-dealer to make a market for the Company's shares, it has not, however, signed any agreement with any company or underwriter to complete such transaction, and there can be no assurance that one will be consummated. In addition, if all or most of the maximum number of the Shares being offered are not subscribed for, the Company will most likely need to commence another financing in 2001 to permit it to pursue its business objectives pending such a transaction. There is no assurance, however, that any such additional interim financing will be available in the amount needed, if at all. SECURITY OWNERSHIP:

The following table sets forth, as of December 31, 2000 the ownership of the Company's Common Stock, and the anticipated ownership after the Offering.

Name of                          Shares         % Before         % After
Beneficial Owner/Shareholder     Owned          Offering         Offering
----------------------------     -----          --------         --------
Daglis, John*                    3,891,573      29.01%           22.35%

Karavangelos, George             1,069,166       7.97%            6.14%

Faircloth, Grady (D)             0               0.00%            0.00%

Gorgo, Joseph (O)                0               0.00%            0.00%


Total Directors and Officers     4,960,739      36.98%           28.48%

Other Significant Holders
(over 5%)
-------------------------
Papaspanos, Kostas               1,222,900       9.12%            7.02%


Shares in current Offering       4,000,000      22.97%4

4 Assumes all Securities offered in this Offering are sold as provided herein. 5 Founder and Chairman for the Company; shares issued as founder's shares.

The company's first quarter reports submitted with this filing are not audited, or reviewed by any independent accountant, and are internally prepared. The Company has total assets of $ 1,683,078.91 as of March 31, 2001. This is principally represented by $ 1,620,728.00 from the merger with Edumedia, Inc. which also contained $ 52,487.24 from E-Digital Communications Corporation included in the company's prior consolidated financial reports. These assets may be in jeopardy at this time due to the litigation that is currently in place with Edumedia, Inc. Current Liabilities of the company, inclusive of the litigation total $ 1,515,740.31 as of March 31, 2001, and $ 140,525.00 in long term debt.

The Company experienced a net loss of $ 38,091.22 during the three month period ending March 31, 2001. This loss is principally due to the fact that the company could not generate enough positive cash flow to meet overhead requirements and maintain orders on hand.

2. Liquidity and Capital Requirements

The Company's capital requirements have been and will continue to be significant due to, among other things, maintaining its ability continue business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by funding from sales, and generating sufficient revenues to become profitable. During the interim, the company will continue to operate on internally generated cash flow and raise funds in it's current private placement, as it contemplates various debt and equity financings. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22ND day of May 2001.

Edumedia Software Solutions Corporation


By: /s/ John Daglis
-------------------
        John Daglis, CEO (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated this 22nd day of May 2001


By: /s/ John Daglis
-------------------
        John Daglis, President, CEO and Director


By: /s/ Grady Fairclot
----------------------
        Grady Faircloth, Director


By: /s/ Joseph Gorgo
--------------------
        Joseph Gorgo, Director


By: /s/ George Karavangelos
---------------------------
        George Karavangelos, Director